Form 10-Q
period 2026-06-30
Pharmaceutical Resource Technology, Inc.
filed 2026-08-03
CIK 1865759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-35727

Pharmaceutical Resource Technology, Inc.
(Exact name of Registrant as specified in its charter)

Wyoming	35-2894750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1 Kaki Bukit Ave 3, #09-11, KB-1, Singapore	416087
(Address of principal executive offices)	(Zip Code)

+65 6841 0132

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of June 30, 2026, there were 2,854,462,696 shares of the registrant’s common stock, par value $0.01, outstanding.

PHARMACEUTICAL RESOURCE TECHNOLOGY, INC.

Condensed Consolidated Balance Sheet (UNAUDITED)

As of June 30, 2026

(With comparative audited financial information as of December 31, 2025)

	Year Ended December 31, 2025	Period Ended June 30, 2026
	US$	US$
ASSETS
CURRENT ASSETS
Cash and Cash Equivalent	2,855,160	3,581,545
Account Receivable (Related Party)	1,001,113	1,053,054
Inventories (Related Party)	586,629	599,891
TOTAL CURRENT ASSETS	4,442,902	5,234,490

Property, plant and equipment	4,001,253	3,321,447
Right of use asset	2,015,304	1,937,107
Intangible assets	19,046,731	18,599,444
TOTAL ASSETS	29,506,190	29,092,488

LIABILITIES
CURRENT LIABILITIES
Accrued expenses / payable (Related Party)	27,500	58,523
Lease liability – current (Related Party)	125,019	122,548
TOTAL CURRENT LIABILITIES	152,519	181,071

Lease liability – non-current (Related Party)	531,484	411,407
TOTAL LIABILITIES	684,003	592,478

STOCKHOLDERS’ EQUITY
Common stock $0.01 par value, 3,000,000,000 shares, authorized as at June 30, 2026 2,854,462,696 shares issued and outstanding as at June 30, 2026	28,544,627	28,544,627
Additional paid-in capital	290,643	290,643
Accumulated deficits	(13,083)	(335,260)
TOTAL STOCKHOLDERS’ EQUITY	28,822,187	28,500,010
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	29,506,190	29,092,488

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PHARMACEUTICAL RESOURCE TECHNOLOGY, INC.

Condensed Consolidated Statement of Operations (UNAUDITED)

As of June 30, 2026

(With comparative financial information as of June 30, 2025)

	6-month Period Ended June 30		3-month Period Ended June 30
	2025	2026	2025	2026
	US$	US$	US$	US$
Revenue (Related Party)	5,432,172	5,635,715	3,030,475	2,902,598
Cost of revenue (Related Party)	(2,330,357)	(3,126,990)	(1,008,462)	(1,351,309)
Gross profit / loss	3,101,815	2,508,725	2,022,013	1,551,289

Operating Expenses
General and administrative expenses (Related Party)	(2,221,571)	(2,830,902)	(1,079,222)	(1,277,590)
Profit/Loss Before Income Tax	880,244	(322,177)	942,791	273,699
Income tax expenses	-	-	-	-
Net Profit/Loss	880,244	(322,177)	942,791	273,699

Loss per share:
Basic and diluted net gain/loss per common share	0.00	(0.00)	0.00	(0.00)

Basic and diluted weighted average number of shares outstanding	2,790,917,545	2,854,462,696	2,790,917,545	2,854,462,696

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PHARMACEUTICAL RESOURCE TECHNOLOGY, INC.

Condensed Consolidated Cash Flow Statement (UNAUDITED)

As of June 30, 2026

(With comparative financial information as of June 30, 2025)

	Period Ended June 30
	2025	2026
	US$	US$

CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit/loss	880,244	(322,177)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	766,531	684,006
Depreciation of right of use asset	78,197	78,197
Amortization	807,286	807,286
Changes in operating assets and liabilities
Inventories (Related Party)	(747,500)	(13,262)
Accrued expenses (Related Party)	160,800	31,023
Account Receivable	44,520	(51,941)
Lease liability	(127,540)	(122,547)
Net generated from operating activities	1,862,538	1,090,585

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment (Related Party)	-	-
Additions to right of use asset	-	-
Purchase of intangible assets	-	(364,200)
Net cash used in investing activities	-	(364,200)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from the issuance of common stock / Loan	1,003,673	-
Net cash generated from financing activity	1,003,673	-

CASH FLOWS FROM REPAYMENT ACTIVITY
Repayment of debt owed to Directors (Related Party)	(2,500,000)	-
Net cash used in repayment activity	(2,500,000)	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	366,211	726,385
Cash and cash equivalents, beginning of period	2,339,189	2,855,160
Cash and cash equivalents, end of period	2,705,400	3,581,545

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PHARMACEUTICAL RESOURCE TECHNOLOGY, INC.

Condensed Stockholders’ Equity (UNAUDITED)

Par Value $0.01 Per Share

As of June 30, 2026

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED PROFIT/	TOTAL
	NUMBER OF SHARES	AMOUNT $	CAPITAL $	DEFICIT $	EQUITY $
Balance at January 01, 2025	2,690,910,200	26,909,102	264,920	(277,903)	26,896,119
Issuance of common stock For Period ended June 30, 2025	100,007,345	1,003,673	3,599	-	1,003,673
Net Gain/Loss for Period ended June 30, 2025	-	-	-	880,244	880,244
Balance at June 30, 2025	2,790,917,545	27,912,775	268,519	602,341	28,780,036
Balance at January 01, 2026	2,854,462,696	28,544,627	290,643	(13,083)	28,822,187
Issuance of common stock For Period ended June 30, 2026	-	-	-	-	-
Net Gain/Loss for Period ended June 30, 2026	-	-	-	(322,177)	(322,177)
Balance at June 30, 2026	2,854,462,696	28,544,627	290,643	(335,260)	28,500,010

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PHARMACEUTICAL RESOURCE TECHNOLOGY, INC.

Notes to Financial Statements

As of June 30, 2026

Note 1 - Overview and Basis of Presentation

Description of Business and Basis of Presentation

The Company – Pharmaceutical Resource Technology, Inc., (the “Company”) is a Wyoming corporation. The Company conducts its primary business operations through activities located outside the United States, principally in Singapore, in the business of manufacturing dietary health supplements, skin care products and honey straws in Singapore. Although these products are produced in Singapore, they are sold through online portals and distributors throughout the Asia region. The company also operates a building and construction business in Singapore which caters to new building design and construction, interior design and renovation, alteration and addition of existing building and structure.

These interim financial statements for the 3 month and 6 month period ended June 30, 2026 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are unaudited.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

Risk and Uncertainties

The Company operates in industries that are subject to inherent risks and uncertainties, including market volatility, regulatory changes, economic downturns, and fluctuations in operating costs. In addition, there are risks related to the integration of acquired businesses and reliance on key customers. These uncertainties could materially affect the Company’s operating results and financial condition. Management continually monitors these risks and implements mitigating controls where feasible.

Note 2 - Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern in accordance with accounting principles generally accepted in the United States of America.

Management has evaluated the Company’s ability to continue as a going concern pursuant to the guidance in ASC 205-40, Presentation of Financial Statements—Going Concern. This evaluation considered the Company’s current financial position, operating results, cash flows, and continued operational support from related parties are sufficient to meet the Company’s obligations as they become due for at least the next twelve months following the date these financial statements are issued.

As of June 30, 2026, the Company had cash and cash equivalents of approximately $3.6 million, working capital of approximately $5.2 million, and stockholders’ equity of approximately $28.5 million. Although the Company reported a net loss of $322,177 for the six-month period ended June 30, 2026, management believes that existing cash resources, anticipated cash flows from operations, and continued operational support are sufficient to meet the Company’s obligations as they become due for at least the next twelve months.

Accordingly, management has concluded that substantial doubt about the Company’s ability to continue as a going concern does not exist as of the date these financial statements are issued.

Management will continue to monitor operating performance, liquidity, and capital requirements, and may pursue additional financing or other strategic opportunities when appropriate to support future growth. These financial statements do not include any adjustments that might result from the outcome of future uncertainties.

Note 3 - Summary of Significant Policies

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts Receivable

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company extends credit to its customers in the normal course of business and generally does not require collateral. The Company’s credit terms are dependent upon the segment, and the customer. The Company assesses the probability of collection from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history and its current creditworthiness. If, in management’s judgment collection is not probable, the Company does not record them as cash or revenue until the uncertainty is removed.

Management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. The allowance for doubtful accounts is the Company’s best estimate of the amount of credit losses in existing accounts receivable. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of trade receivables. In the analysis, management primarily considers the age of the customer’s receivable, and also considers the creditworthiness of the customer, the economic conditions of the customer’s industry, general economic conditions and trends, and the business relationship and history with its customers, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts. If judgments regarding the collectability of receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability.

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

Internal Use Software

The Company capitalizes certain costs incurred in the development or acquisition of internal-use software in accordance with ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Sonware. Capitalized costs include direct labor, payroll-related costs, and other directly attributable expenses incurred during the application development stage. Costs incurred during the preliminary project stage and post-implementation/operating stage, including training and maintenance, are expensed as incurred.

Capitalized internal-use software costs are included within intangible assets and are amortized on a straight-line basis over their estimated useful lives, which generally range from three to five years. Amortization expense is included in operating expenses. Management evaluates internal-use software for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. The Company uses an estimated useful life of three years for assets less than US$1Million and six years for other assets that are US$1Million in value or more. Leasehold property are amortized over the lease-term or the estimated useful life of the related asset.

	Office equipment	Furniture, fixture and fitting	Computer	Machinery and equipment	Industrial Leasehold	Total
	$	$	$	$	$	$
Cost
At January 1, 2025	16,016	8,202,451	2,885	1,036,498	2,484,487	11,742,337
Additions	-	-	-	-	-	-
Disposal	-	-	-	-	-	-
At June 30, 2025	16,016	8,202,451	2,885	1,036,498	2,484,487	11,742,337

At January 1, 2026	16,070	8,202,451	2,885	1,037,098	2,484,487	11,742,991
Additions	-	4,200	-	-	-	4,200
Disposal	-	-	-	-	-	-
At June 30, 2026	16,070	8,206,651	2,885	1,037,098	2,484,487	11,747,191

Accumulated depreciation
At January 1, 2025	16,016	2,835,241	2,885	869,831	312,788	4,036,761
Depreciation	-	683,197	-	83,333	78,197	844,727
Disposal / written-off	-	-	-	-	-	-
At June 30, 2025	16,016	3,518,438	2,885	953,164	390,985	4,881,488

At January 1, 2026	16,034	4,201,635	2,885	1,036,698	469,182	5,726,434
Depreciation	9	683,897	-	100	78,197	762,203
Disposal / written-off	-	-	-	-	-	-
At June 30, 2026	16,043	4,885,532	2,885	1,036,798	547,379	6,488,637
Carrying amount
At June 30, 2025	0	4,684,013	0	83,334	2,093,502	6,860,849
At June 30, 2026	27	3,321,118	0	300	1,937,108	5,258,554

Intangible assets—The intangible assets pertain to the licenses contracted by the Company to the exclusively use of the Industrial Design for the packaging for honey in straw shape in the territory of EU, Hong Kong and Malaysia, and a Patent to manufacture and market the honey straw sealing machine. The upfront payment values of the intangible assets with finite lives are recorded at the right-to-use date and are amortized over their estimated useful lives using the straight-line method.

	Quality Certifications	Trademark	Industrial design licenses for EU, Hong Kong & Malaysia	Patent license	Total
	$	$	$	$	$
Cost
At January 1, 2025	360,000	500,000	1,580,000	25,000,000	27,440,000
Additions	-	-	-	-	-
Disposal	-	-	-	-	-
At June 30, 2025	360,000	500,000	1,580,000	25,000,000	27,440,000

At January 1, 2026	360,000	500,000	1,580,000	25,000,000	27,440,000
Additions	360,000	-	-	-	360,000
Disposal	(360,000)	-	-	-	(360,000)
At June 30, 2026	360,000	500,000	1,580,000	25,000,000	27,440,000

Accumulated amortization
At January 1, 2025	240,000	200,000	609,530	5,729,167	6,778,697
Amortization	60,000	50,000	72,286	625,000	807,286
Disposal / Written-off	-	-	-	-	-
At June 30, 2025	300,000	250,000	681,816	6,354,167	7,585,983

At January 1, 2026	360,000	300,000	754,103	6,979,167	8,393,270
Amortization	60,000	50,000	72,286	625,000	807,286
Disposal / Written-off	(360,000)	-	-	-	(360,000)
At June 30, 2026	60,000	350,000	826,389	7,604,167	8,840,556

Carrying amount
At June 30, 2025	60,000	250,000	898,184	18,645,833	19,854,017
At June 30, 2026	300,000	150,000	753,611	17,395,833	18,599,444

Fair Value Measurement - The Company has adopted FASB ASC Topic on Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 820 establishes a three-level valuation hierarchy of valuation techniques based on observable and unobservable input, which may be used to measure fair value and include the following:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Input other than Level 1 that is observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other input that is observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable input that is supported by little or no market activity and that is significant to the fair value of the assets or liabilities.

Our cash and cash equivalents ($3,581,545 as of June 30, 2026) are classified within level 1 of the fair value hierarchy because they are value using quoted market price.

Related party balances and transaction - A related party is generally defined as:

(i)	any person that holds the Company’s securities including such person’s immediate families,
(ii)	the Company’s management,
(iii)	someone that directly or indirectly controls, is controlled by or is under common control with the Company, or
(iv)	anyone who can significantly influence the financial and operating decisions of the Company.

A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

The company had an agreement with a local company Superbee Network Singapore Pte Ltd, (“Superbee”), with common control and directors which provides operational, manufacturing, procurement, and administrative support services.

In addition to providing services, Superbee is involved in certain financial transactions with the Company as part of the operations.

•

In certain instances, Superbee collects payments from customers on the company’s behalf in connection with the manufacturing and construction activities. These amounts are recognized as revenue of the Company and recorded as receivable until payment is made to the company by Superbee.

•

Superbee may pay or advance operating expenses on the company’s behalf, including costs related to raw materials, manufacturing activities, and construction projects. These amounts are recorded as expenses and payable until reimbursed to Superbee.

•	Settlement of these balances occurs periodically based on operational cash flows and working capital requirements and form part of the company’s capital structure.

During the 6 month period ended June 30, 2026, the company has made significant transactions with Superbee as follows:-

Description of Transaction	Paid/Payable to	Received/Receivable from	Amount ($)
Purchase of Inventories	Superbee	-	1,412,240
Account Receivable	-	Superbee	1,053,054
Trade Payable	Superbee	-	58,523
Lease Liability	Superbee	-	533,955
Revenue	-	Superbee	5,635,715
Cost of Revenue	Superbee	-	3,126,990
General and Administrative Expenses	Superbee	-	2,830,902
Purchase of Property, Plant & Equipment	Superbee	-	364,200
Total			15,015,579

Company as lessee - The Company has obligation as a lessee for office space with non-cancelable term of eight years from January 01, 2023. The Company classified this as operating lease. This lease does not contain renewal. The Company’s leases do not include termination options for either party to the lease or restrictive financial or other covenants. Payments due under the lease contracts include fixed payments. Leases are classified as operating leases at the lease commencement date. Lease expense on operating leases and short-term leases is recognized on a straight-line basis over the lease term. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligations to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of the lease payments over the lease term. The Company uses its incremental borrowing rate at lease commencement to calculate the present value of lease payments when the rate implicit in a lease is not known. The Company’s incremental borrowing rate is 4%.

Amount reported in the balance sheet as at June 30, 2026 was as follows:

Operating leases:
ROU assets	$1,937,107
Lease liabilities	$533,955

Other information related to leases as at June 30, 2026 was as follows:

Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$0

Weighted average remaining lease term:
Operating leases	4.5 years

Weighted average discount rate:
Operating leases	4%

Operating lease right of use asset -	Factory/Office Leasehold $
At January 1, 2025	312,788
Depreciation	78,197
At June 30, 2025	390,985

At January 1, 2026	469,182
Depreciation	78,197
At June 30, 2026	547,379

Lease liabilities – The component for lease liability were as follows:-

	Period Ended June 30
	2025 $	2026 $

Lease liability – current	127,540	122,548
Lease liability - non-current	526,638	411,407
Total	654,178	533,955

Maturities of lease liabilities under non-cancellable operating leases as at June 30, 2026 are as follows:

June 30, 2025	$654,178
June 30, 2026	$533,955

Accrued Expenses - The amount of accrued expenses consisted of the following:

	Period Ended June 30
	2025 $	2026 $

Accruals	1,725,800	58,523

Revenue Recognition and Performance Obligations

We apply the five steps defined under ASC 606: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Revenue is recognized upon the transfer of control of promised goods or services to a customer.

Revenue is recognized at a point in time when the performance obligation is satisfied by transferring a promised good or service to the customer and all criteria for acceptance have been satisfied. Control of the goods is transferred to the customer, generally on delivery of the goods (in this respect, incoterms are considered).

The Company does not make any significant judgment in determination of the amount and timing of revenue from contracts with customers. For the 6-month and 3-month period ended June 30, 2026, total revenue recognized was $5,635,715 and $2,902,598 respectively.

Earnings Per Share

The Company reports earnings per share in accordance with ASC 260 “ Earnings Per Share”, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Further, if the number of common shares outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split, the computations of a basic and diluted earnings per share shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

The Company’s basic earnings per share is computed by dividing the net income available to holders by the weighted average number of the Company’s ordinary shares outstanding. Diluted earnings per share reflects the amount of net income available to each ordinary share outstanding during the period plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued.

As at June 30, 2026

Net Loss: $(322,177)

Weighted Average Shares Outstanding: 2,854,462,696

Basic and Diluted Loss Per Share: $(0.00)

Deferred Revenue

Deferred revenue represents amounts received from customers for which revenue has not yet been recognized. These amounts are recorded as a liability until the related goods or services have been delivered or the performance obligations are satisfied.

As of June 30, 2026, the Company did not have any recorded deferred revenue, as all performance obligations related to customer payments received during the year were satisfied and revenue was recognized accordingly.

The Company continues to evaluate its contracts to determine the appropriate timing of revenue recognition in accordance with ASC 606 — Revenue from Contracts with Customers. Deferred revenue will be recognized in future periods when the Company satisfies the related performance obligations.

Cost of Revenue

Cost of revenue consists primarily of materials, consulting costs, and sub-contracting cost of operations and support personnel associated with the delivery of our products to our customers. At the date of this reporting, the written-off assets were either thrown away or given to the directors without any recovered value.

	6-month period ended June 30		3-month period ended June 30
	2025 $	2026 $	2025 $	2026 $
Cost of Revenue
Materials	871,221	1,398,978	287,805	433,610
Consultation and subcontractor fees	1,459,136	1,728,012	720,657	917,699
Total	2,330,357	3,126,990	1,008,462	1,351,309

Sales and Marketing - Sales and marketing expenses consist of compensation, employee benefits and stock based compensation of sales and marketing activities, as well as commissions, travel, trade show sponsorships and events, conferences, and Internet advertising costs. Fees paid to third parties and merchants for new customer referrals are included in sales and marketing. Costs associated with the Company’s advertising and are expensed as incurred and are included in sales and marketing expenses. Advertising and promotional expenses of $161,640 as at June 30, 2025 and $381,650 for the period ended June 30, 2026 were included in the general and administration expenses.

General and Administrative - General and administrative expenses include compensation, employee benefits, and stock-based compensation for executive management, finance administration and human resources, facility costs (including rent), bad debt costs, professional service fees, and other general overhead costs including depreciation of property and equipment to support the operations.

	6-month period ended June 30		3-month period ended June 30
	2025 $	2026 $	2025 $	2026 $
General and Administrative expenses
Advertising and promotional expenses	161,640	381,650	88,840	138,450
Depreciation of property and equipment	1,652,014	1,569,490	826,007	784,745
Disposal / Written-off of property and equipment	-	-	-	-
General expenses	217,821	345,265	98,844	176,288
Insurance	298	298	0	0
Internet services	722	822	311	411
Printing and stationery	145	1,535	117	885
Auditors / Secretarial fee	725	39,225	0	3,500
Telephone charges	1,532	1,477	799	739
Transportation	1,621	16,043	799	7,921
Travelling Expenses	4,854	5,320	2,088	2,554
Entertainment	990	904	651	565
Utility expenses	18,343	18,245	9,476	9,322
Project Expenses	146,000	438,000	44,000	146,000
Interest expense	14,866	12,628	7,290	6,210
Legal fee	0	0	0	0
Total	2,221,571	2,830,902	1,079,222	1,277,590

Note 4 - Common Stocks

There were no common stock issued within the 6 month period ended June 30, 2026

Between January 1, 2025 and June 30, 2025, 100,007,345 common stock were issued as follows:-

-	There were 100,000,000 common stocks issued at Par Value of $0.01/common stock
-	There were 7,345 common stocks issued at $0.50/common stock.

Note 5 - Segment Reporting

The Company operates through three reportable segments:

•	Honey straw manufacturing
•	Pharmaceutical and dietary supplements manufacturing
•	Building and construction services

These segments are determined based on the information regularly reviewed by the Company’s Chief Operating Decision Maker (“CODM”), identified as the Chief Executive Officer, for purposes of allocating resources and assessing performance.

The CODM evaluates segment performance primarily based on revenue and segment gross profit. Segment gross profit represents revenue less cost of revenue and direct operating expenses.

The Company’s segments utilize certain centralized functions, including procurement, administrative support, and quality control; however, financial performance is assessed separately for each reportable segment.

Business Segments	Honey Straw Manufacturing		Pharmaceutical and Dietary Supplement Manufacturing		Building and construction Services
6-month Period Ended June 30	2025	2026	2025	2026	2025	2026
Revenue	$955,279	$914,850	$959,894	$898,910	$3,516,999	$3,821,955
Cost and Expenses	$(1,053,168)	$(1,134,560)	$(697,805)	$(934,267)	$(2,800,955)	$(3,889,065)
Profit / Loss	$(97,889)	$(219,710)	$262,089	$(35,357)	$716,044	$(67,110)

3-month Period Ended June 30	2025	2026	2025	2026	2025	2026
Revenue	$487,204	$447,000	$563,011	$450,611	1,980,260	$2,004,987
Cost and Expenses	$(335,490)	$(404,850)	$(387,892)	$(408,268)	$(1,364,302)	$(1,815,781)
Profit / Loss	$151,714	$42,150	$175,119	$42,343	$615,958	$189,206

The significant expense categories are regularly provided to the CODM and included in the measure of segment profit on the Cost of Material and Labor. However, the General and Administrative Expenses, which consist of expenses not distinctively separable are allocated based on estimates shown above.

RECONSOLIDATED SEGMENTED STATEMENT OF OPERATIONS

	6-month Period Ended June 30		3-month Period Ended June 30
	2025	2026	2025	2026
	US$	US$	US$	US$
Revenue
Honey Straw Manufacturing	955,279	914,850	487,204	447,000
Pharmaceutical and Dietary Supplements Manufacturing	959,894	898,910	563,011	450,611
Building and Construction Services	3,516,999	3,821,955	1,980,260	2,004,987
Total Revenue	5,432,172	5,635,715	3,030,475	2,902,598

Cost of Revenue
Honey Straw Manufacturing	(409,676)	(507,510)	(162,059)	(208,101)
Pharmaceutical and Dietary Supplements Manufacturing	(410,143)	(498,755)	(187,373)	(209,859)
Building and Construction Services	(1,510,538)	(2,120,725)	(659,030)	(933,349)
Total Cost of Revenue	(2,330,357)	(3,126,990)	(1,008,462)	(1,351,309)

Gross profit / loss	3,101,815	2,508,725	2,022,013	1,551,289

Operating Expenses
General and administrative expenses	(2,221,571)	(2,830,902)	(1,079,222)	(1,277,590)
Profit/Loss Before Income Tax	880,244	(322,177)	942,791	273,699
Income tax expenses	-	-	-	-
Net Profit/Loss	880,244	(322,177)	942,791	273,699

The Company’s total revenue by business activity is as follows:

	Period Ended June 30, 2025	Period Ended June 30, 2026
Honey Straw Manufacturing	18%	16%
Pharmaceutical and Dietary Supplements Manufacturing	18%	16%
Building and Construction Services	64%	68%

Note 6 - Income Taxes

The Company is a U.S. entity and is subject to the United States federal income tax. No provision for income taxes in the United States has been made as the Company had no United States taxable income for the period ended June 30, 2026.

The Company is incorporated outside of Singapore but satisfies its annual tax filing obligations in Singapore in respect of income subject to Singapore taxation. The standard corporate income tax rate in Singapore is 17%. No provision for income taxes in Singapore has been recorded for the six months ended June 30, 2026, as the Company had no taxable income during the period.

Note 7 - Concentration of Credit risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with financial institutions that management believes are of high credit quality. At times, cash balances may exceed federally insured limits. Management has not experienced any losses related to these concentrations and does not believe it is exposed to significant credit risk with respect to its cash holdings.

The Company’s accounts receivable are derived from customers primarily located within its principal markets. Credit risk is mitigated through ongoing credit evaluations, credit approval processes, and continuous monitoring of customer account balances. The Company does not require collateral and generally does not charge interest on past-due balances. Management believes that its allowance for credit losses is adequate to absorb probable losses, if any.

For the Periods ended June 30, 2025 and 2026, revenues from customers that individually accounted for 10% or more of total consolidated revenues represented a significant portion of the Company’s operating results. The loss of, or a material reduction in business from, any such customer could have an adverse effect on the Company’s financial condition and results of operations. Management monitors customer concentration risk on an ongoing basis and seeks to diversify its customer base where practicable.

Note 8 - Subsequent Events

The Company evaluated subsequent events in accordance with ASC 855, Subsequent Events, through the date the consolidated financial statements were available to be issued. Management considered all events or transactions that occurred after June 30, 2026, that would require recognition or disclosure in the consolidated financial statements.

Note 9 - Shareholder Equity

Pharmaceutical Resource Technology, Inc.is authorized to issue 3,000,000,000 shares of common stock with a par value of $0.01 per share. As of June 30, 2026, the Company had 2,854,462,696 shares of common stock issued and outstanding.

Common stock is recorded at par value, with amounts received in excess of par value recorded as additional paid -in capital. The Company has not issued any preferred stock as of June 30, 2026.

Accumulated deficit represents cumulative net losses and gains since inception. For the periods ended June 30, 2025 and 2026, the Company reported net gain of $880,244 and net loss $322,177, respectively, which increased the accumulated deficit.

All shares issued during the periods presented were fully paid and non-assessable. The Company did not declare or pay dividends during the periods ended June 30, 2025 and 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements regarding our expectations, plans, objectives, future operations, business prospects, financial performance, liquidity and capital resources, anticipated revenue, construction and manufacturing activities, future capital requirements, and our ability to obtain additional financing or access the capital markets.

Forward-looking statements may be identified by words such as “anticipate,” “believe,” “continue,” “could,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” and similar expressions, although not all forward-looking statements contain these words. These statements are based on management’s current expectations, estimates, assumptions and projections and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements.

Such risks and uncertainties include, among other things, changes in customer demand; the timing and execution of construction projects; the availability and cost of materials, labor and subcontracting services; fluctuations in operating costs and gross margins; the Company’s ability to secure and retain customers and obtain additional business; the Company’s ability to generate sufficient cash flow from operations; the Company’s ability to access the capital markets and obtain additional financing on acceptable terms; dependence on related-party arrangements; general economic and business conditions; regulatory developments; and other risks and uncertainties described in the Company’s filings with the Securities and Exchange Commission, including the risk factors contained in the Company’s Registration Statement on Form S-1, as amended.

Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Business Overview

Pharmaceutical Resource Technology, Inc. (“PRT,” the “Company,” “we,” “us,” or “our”) is a reporting company whose common stock is registered under the Securities Exchange Act of 1934. The Company operates through three principal business segments: (i) Honey Straw Manufacturing; (ii) Pharmaceutical and Dietary Supplement Manufacturing; and (iii) Building and Construction Services.

The Company conducts certain operating activities through arrangements with related and affiliated entities, including Superbee Network Singapore Pte. Ltd. (“Superbee”), which provides operational, manufacturing, procurement, construction and administrative support pursuant to arrangements between the parties.

During the six months ended June 30, 2026, Building and Construction Services remained the Company’s largest revenue-generating segment, generating revenue of $3,821,955, or approximately 67.8% of total revenue. Honey Straw Manufacturing generated revenue of $914,850, or approximately 16.2% of total revenue, while Pharmaceutical and Dietary Supplement Manufacturing generated revenue of $898,910, or approximately 16.0% of total revenue.

The Company’s operating results are affected by the timing and execution of construction projects, demand for its manufacturing products and services, customer orders, material and subcontractor costs, manufacturing costs, operating expenses, and the Company’s ability to secure additional business and maintain sufficient working capital.

The Company continues to evaluate opportunities to expand its operating activities and improve the profitability of its business segments. Future operating performance will depend on the Company’s ability to execute its existing projects, secure additional contracts and customer orders, manage costs, maintain adequate liquidity, and access additional capital when necessary.

Results of Operations

Three Months Ended June 30, 2026 Compared With Three Months Ended June 30, 2025

Revenue. For the three months ended June 30, 2026, the Company generated revenue of $2,902,598, compared with $3,030,475 for the three months ended June 30, 2025, representing a decrease of $127,877, or approximately 4.2%. The decrease in quarterly revenue primarily reflects fluctuations in the timing and volume of customer orders, manufacturing activities and construction projects across the Company’s three principal business segments. Building and Construction Services remained the largest contributor to quarterly revenue, generating $2,004,987 during the three months ended June 30, 2026, compared with $1,980,260 during the comparable period in 2025. This increase was more than offset by lower revenue from Honey Straw Manufacturing and Pharmaceutical and Dietary Supplement Manufacturing.

Cost of Revenue and Gross Profit. Cost of revenue increased to $1,351,309 for the three months ended June 30, 2026, compared with $1,008,462 for the three months ended June 30, 2025, representing an increase of $342,847, or approximately 34.0%. As a result of the decrease in revenue and the increase in cost of revenue, gross profit decreased to $1,551,289 for the three months ended June 30, 2026, compared with $2,022,013 for the three months ended June 30, 2025, representing a decrease of $470,724, or approximately 23.3%. Gross margin decreased from approximately 66.7% for the three months ended June 30, 2025 to approximately 53.4% for the three months ended June 30, 2026. The decrease in gross margin reflects the increase in cost of revenue relative to revenue during the quarter. The Company’s cost of revenue is affected by the mix and timing of its construction and manufacturing activities and by direct costs associated with materials, labor, consulting and subcontracting services.

General and Administrative Expenses. General and administrative expenses increased to $1,277,590 for the three months ended June 30, 2026, compared with $1,079,222 for the three months ended June 30, 2025, representing an increase of $198,368, or approximately 18.4%. The increase in general and administrative expenses reflects the Company’s operating cost structure, including depreciation and other expenses incurred to support its operating activities. Management continues to review administrative expenditures and implement cost-control measures where appropriate.

Income Before Income Taxes. The Company reported income before income taxes of $273,699 for the three months ended June 30, 2026, compared with income before income taxes of $942,791 for the three months ended June 30, 2025, representing a decrease of $669,092, or approximately 71.0%. The decrease primarily resulted from the $470,724 decrease in gross profit and the $198,368 increase in general and administrative expenses.

Six Months Ended June 30, 2026 Compared With Six Months Ended June 30, 2025

Revenue. For the six months ended June 30, 2026, the Company generated revenue of $5,635,715, compared with $5,432,172 for the corresponding period in 2025, representing an increase of $203,543, or approximately 3.7%. The increase in revenue reflects continued business activity across the Company’s three principal operating segments. Building and Construction Services remained the Company’s largest revenue-generating segment during the period, followed by Honey Straw Manufacturing and Pharmaceutical and Dietary Supplement Manufacturing.

Revenue by Segment. For the six months ended June 30, 2026, Building and Construction Services generated revenue of $3,821,955, representing approximately 67.8% of total revenue. Honey Straw Manufacturing generated revenue of $914,850, representing approximately 16.2% of total revenue, while Pharmaceutical and Dietary Supplement Manufacturing generated revenue of $898,910, representing approximately 16.0% of total revenue. The Company’s revenue is subject to fluctuations in the timing and execution of construction projects, the volume and timing of manufacturing orders, customer demand and the Company’s ability to secure additional contracts and business opportunities. Accordingly, revenue recognized in any particular interim period may not be indicative of revenue that may be recognized in subsequent periods.

Cost of Revenue and Gross Profit. Cost of revenue increased from $2,330,357 for the six months ended June 30, 2025 to $3,126,990 for the six months ended June 30, 2026, representing an increase of $796,633, or approximately 34.2%. The increase in cost of revenue was substantially greater than the approximately 3.7% increase in revenue during the period. As a result, gross profit decreased from $3,101,815 for the six months ended June 30, 2025 to $2,508,725 for the six months ended June 30, 2026, representing a decrease of $593,090, or approximately 19.1%. Gross margin declined from approximately 57.1% for the six months ended June 30, 2025 to approximately 44.5% for the six months ended June 30, 2026.

The decrease in gross margin reflects the increase in cost of revenue relative to revenue during the period. The Company’s cost of revenue is affected by the mix and timing of its construction and manufacturing activities and by direct costs associated with materials, labor, consulting and subcontracting services. Management is reviewing project-level profitability, procurement costs, subcontractor and labor costs, manufacturing costs and other direct operating costs with the objective of improving gross margins and overall operating performance.

General and Administrative Expenses. General and administrative expenses increased from $2,221,571 for the six months ended June 30, 2025 to $2,830,902 for the six months ended June 30, 2026, representing an increase of $609,331, or approximately 27.4%.

The increase in general and administrative expenses contributed significantly to the Company’s change in operating performance during the period. General and administrative expenses include costs incurred to support the Company’s operating activities and corporate administration, including depreciation and other operating expenses. Management continues to review administrative expenditures and implement cost-control measures where appropriate.

Net Income (Loss). The combined effect of the decrease in gross profit and the increase in general and administrative expenses resulted in a significant change in the Company’s results of operations. The Company reported net income of $880,244 for the six months ended June 30, 2025, compared with a net loss of $322,177 for the six months ended June 30, 2026.

The change from net income to net loss was primarily attributable to the $593,090 decrease in gross profit and the $609,331 increase in general and administrative expenses. Management is focused on improving gross margins, managing operating expenses, executing its construction and manufacturing activities effectively, and securing additional business opportunities to support future operating performance.

Factors Affecting Future Operating Results. The Company’s future operating results will depend on a number of factors, including the timing and execution of construction projects, the volume and timing of manufacturing orders, customer demand, the Company’s ability to secure additional contracts and business, the cost of materials, labor and subcontracting services, the Company’s ability to manage operating expenses, and its ability to maintain adequate working capital and liquidity.

The Company expects that fluctuations in the timing of project completion, revenue recognition and customer orders may cause its quarterly and annual results to vary from period to period. The Company will continue to monitor project-level profitability, manufacturing costs, procurement and administrative expenses and will evaluate opportunities to improve operating margins and overall financial performance.

Liquidity and Capital Resources

At June 30, 2026, the Company had cash and cash equivalents of $3,581,545, compared with $2,855,160 at December 31, 2025, representing an increase of $726,385, or approximately 25.4%. The increase in cash and cash equivalents during the six months ended June 30, 2026 was primarily attributable to cash generated from operating activities, partially offset by expenditures for intangible assets.

The Company generated net cash of $1,090,585 from operating activities during the six months ended June 30, 2026, compared with $1,862,538 during the corresponding period in 2025, representing a decrease of $771,953, or approximately 41.4%. The decrease in operating cash flow primarily reflects the Company’s net loss of $322,177 for the six months ended June 30, 2026, compared with net income of $880,244 for the corresponding period in 2025, together with changes in working capital balances and other operating adjustments.

During the six months ended June 30, 2026, the Company used $364,200 in investing activities, primarily related to the purchase of intangible assets. The Company had no cash flows from financing activities during the six months ended June 30, 2026. As a result, cash and cash equivalents increased from $2,855,160 at December 31, 2025 to $3,581,545 at June 30, 2026.

At June 30, 2026, the Company had total current assets of $5,234,490 and total current liabilities of $181,071, resulting in positive working capital of $5,053,419. The Company’s current assets consisted primarily of cash and cash equivalents of $3,581,545, accounts receivable of $1,053,054 and inventories of $599,891. Current liabilities consisted primarily of accrued expenses of $58,523 and current lease liabilities of $122,548. In addition, the Company had non-current lease liabilities of $411,407 at June 30, 2026.

The Company finances its operations primarily through cash generated from operating activities and, when necessary, through access to capital markets and financing arrangements. The Company’s Registration Statement on Form S-1 became effective on June 23, 2026. Subject to applicable securities laws, market conditions, investor demand and other factors, the Company may seek to raise additional capital pursuant to its effective registration statement to support working capital, business expansion, capital expenditures and general corporate purposes.

The Company’s ability to access additional capital cannot be assured. The amount and timing of any future financing will depend on the Company’s operating performance, financial condition, market conditions, the trading market for the Company’s common stock, investor demand and other factors. Any future financing may involve the issuance of additional equity securities or other financing arrangements, which could result in dilution to existing stockholders or impose additional financial obligations on the Company.

Management believes that the Company’s existing cash resources, cash expected to be generated from operating activities and potential access to additional capital provide the Company with resources to support its current operations and anticipated near-term obligations. However, the Company’s future liquidity will depend on its ability to maintain and grow revenue, collect accounts receivable, manage operating and project costs, execute its construction and manufacturing activities successfully, and maintain adequate working capital.

The Company expects that its principal future liquidity requirements will include funding ongoing operations, meeting obligations arising in the ordinary course of business, supporting construction and manufacturing activities, funding potential business expansion and satisfying other general corporate requirements. The Company may also require additional capital to fund growth opportunities or other strategic initiatives.

Although management believes that the Company’s current resources and anticipated operating cash flows are sufficient to support its current operations and near-term obligations, there can be no assurance that the Company will generate sufficient cash flows from operations or successfully obtain additional financing if required. The Company’s ability to meet its future liquidity requirements may be adversely affected by lower-than-expected revenue, delays in construction projects, changes in customer demand, increases in material or labor costs, unfavorable operating results, delays in customer collections or an inability to access the capital markets on acceptable terms.

Management will continue to monitor the Company’s liquidity position, operating cash flows, capital requirements and access to financing sources and will adjust its operating and investment plans as necessary based on available financial resources and prevailing market conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined under applicable Securities and Exchange Commission rules and is not required to provide the quantitative and qualitative disclosures about market risk that would otherwise be required under this Item. The Company is exposed to certain market risks in the ordinary course of its business, including risks related to fluctuations in interest rates, foreign currency exchange rates and the costs of materials, labor and other inputs used in its construction and manufacturing activities. The Company does not currently maintain material derivative financial instruments or other hedging arrangements to mitigate these risks.

The Company’s exposure to interest rate risk is primarily related to changes in interest rates that may affect the cost of any future borrowings or financing arrangements. As of June 30, 2026, the Company had no material outstanding interest-bearing debt requiring disclosure of significant interest rate sensitivity. The Company conducts its operations primarily in Singapore and may be exposed to fluctuations in foreign currency exchange rates arising from transactions denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates could affect the Company's reported financial results and the U.S. dollar value of assets and liabilities denominated in foreign currencies. The Company does not currently use derivative instruments to hedge its foreign currency exposure.

The Company is also exposed to fluctuations in the cost of materials, labor, subcontracting services and other direct costs associated with its construction and manufacturing activities. Increases in these costs could adversely affect the Company’s gross margins and operating results, particularly where the Company is unable to pass such increases on to customers through contract pricing or other commercial arrangements. The Company continuously evaluates its exposure to market risks and may implement appropriate risk-management measures as its operations and financing activities develop.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2026, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Such controls and procedures are also designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon the evaluation described above, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management continues to monitor and evaluate the Company’s internal control over financial reporting and disclosure controls and procedures as the Company develops its operations and reporting processes. The Company may implement changes to its internal controls and procedures from time to time as necessary to address changes in its business, financial reporting requirements and regulatory obligations.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not currently a party to any material legal proceedings, except as disclosed in the Company’s filings with the Securities and Exchange Commission. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on June 23, 2026, except as described below. Investors should carefully consider the risk factors disclosed in the Company’s previously filed reports and registration statement, together with the other information contained in this Quarterly Report on Form 10-Q, including the Company’s financial statements and related notes. The risks and uncertainties described in those filings and below are not the only risks facing the Company. Additional risks and uncertainties that are not currently known to the Company, or that management currently considers immaterial, may also adversely affect the Company’s business, financial condition, results of operations or prospects.

The Company may not be able to raise additional capital under its effective Registration Statement on Form S-1, and its ability to access the capital markets is subject to significant uncertainties.

The Company’s Registration Statement on Form S-1 became effective on June 23, 2026. Although the effectiveness of the registration statement permits the Company to offer and sell securities pursuant to the registration statement, it does not guarantee that the Company will successfully complete any offering or raise the amount of capital that it may seek. The Company’s ability to raise additional capital will depend on market conditions, investor demand, the trading market for the Company’s common stock, the Company’s financial performance, the availability of financing sources and other factors beyond the Company’s control.

If the Company is unable to raise additional capital when needed, it may be required to reduce or delay planned expenditures, limit the expansion of its operations, modify its business plans or seek alternative financing arrangements. Any future issuance of equity securities may also dilute the ownership interests of existing stockholders.

The Company’s future liquidity depends on its ability to generate sufficient cash flows and obtain additional financing when necessary.

Although the Company had cash and cash equivalents of approximately $3.58 million as of June 30, 2026 and generated positive cash flow from operating activities during the six months ended June 30, 2026, the Company reported a net loss of approximately $322,177 for the period. The Company’s future liquidity will depend on its ability to maintain and grow revenue, collect accounts receivable, control operating costs, execute its construction and manufacturing activities successfully and generate sufficient cash flows from operations.

The Company may require additional capital to support working capital requirements, business expansion, capital expenditures and other corporate purposes. There can be no assurance that the Company will generate sufficient cash flows from operations or obtain additional financing on acceptable terms, or at all.

The Company’s operating results may fluctuate significantly from period to period.

The Company’s revenue and operating results may vary from quarter to quarter depending on the timing and execution of construction projects, the timing and volume of manufacturing orders, customer demand, contract awards, project completion and revenue recognition. As a result, the Company’s financial results for any particular quarterly or interim period may not be indicative of future operating results.

Increases in construction, manufacturing, labor, material and subcontracting costs could adversely affect the Company’s gross margins and profitability.

The Company’s construction and manufacturing activities are subject to fluctuations in the cost of materials, labor, subcontracting services, transportation and other direct operating inputs. During the six months ended June 30, 2026, the Company’s cost of revenue increased by approximately 34.2%, while revenue increased by approximately 3.7%, resulting in a decline in gross margin from approximately 57.1% to approximately 44.5%.

If the Company is unable to control these costs or pass increased costs on to customers through pricing adjustments or contractual provisions, its gross margins, profitability and cash flows could be adversely affected.

The Company depends on its ability to successfully execute construction projects and obtain additional construction contracts.

Building and Construction Services represented the Company’s largest revenue segment during the six months ended June 30, 2026. The Company’s construction activities are subject to risks including project delays, cost overruns, labor availability, material shortages, subcontractor performance, regulatory requirements, weather conditions and other factors that may affect project execution.

Delays in completing projects or obtaining new contracts could adversely affect the Company’s revenue, cash flows and financial condition. In addition, cost overruns or unfavorable changes in project economics could reduce or eliminate expected project margins.

The Company’s manufacturing businesses are dependent on customer demand and the Company’s ability to maintain and expand its customer relationships.

The Company’s Honey Straw Manufacturing and Pharmaceutical and Dietary Supplement Manufacturing segments depend on customer demand, manufacturing orders and the Company’s ability to maintain existing customer relationships and secure new business. A decline in customer demand, loss of significant customers, failure to obtain new orders, increased competition or changes in market conditions could adversely affect the Company’s revenue and operating results.

The Company relies on certain related-party arrangements in conducting its business.

The Company conducts certain operating activities through arrangements with related and affiliated entities, including Superbee Network Singapore Pte. Ltd., which provides operational, manufacturing, procurement, construction and administrative support.

The Company’s reliance on related-party arrangements may create risks relating to the Company’s ability to maintain access to necessary resources and services, the terms of such arrangements, potential conflicts of interest and the Company’s ability to operate independently of such related parties. Any disruption or termination of these arrangements could adversely affect the Company’s operations, financial condition and results of operations.

The Company may experience increased costs and administrative burdens as a result of being a public reporting company.

As a public reporting company, the Company is required to comply with applicable reporting and disclosure requirements under the Securities Exchange Act of 1934 and the rules and regulations of the Securities and Exchange Commission. The Company expects that compliance with these requirements will require additional management attention and may result in increased legal, accounting, audit, compliance and administrative expenses.

The Company’s ability to maintain timely and accurate financial reporting and comply with applicable SEC reporting requirements will depend on its personnel, systems, procedures and internal controls. Any failure to maintain effective disclosure controls and procedures or internal control over financial reporting could result in delays in filing required reports, restatements of financial statements, regulatory scrutiny or other adverse consequences.

The Company’s common stock may have limited liquidity and may experience significant price volatility.

There can be no assurance that an active trading market for the Company’s common stock will develop or be sustained. The Company is seeking to establish and maintain a public trading market for its common stock, but the development and liquidity of any trading market may depend on factors outside the Company’s control.

If an active market does not develop or is not maintained, stockholders may have difficulty selling their shares at or near the price at which they were acquired, or at all. In addition, the market price of the Company’s common stock may be subject to significant volatility as a result of the Company’s financial performance, the availability of shares for trading, investor sentiment, general market conditions and other factors.

The Company’s ability to execute its growth strategy depends on its ability to manage its operating expenses and improve profitability.

For the six months ended June 30, 2026, the Company’s general and administrative expenses increased by approximately 27.4% compared with the corresponding period in 2025, while gross profit declined by approximately 19.1%. If the Company is unable to improve gross margins, manage operating expenses and increase revenue sufficiently to support its cost structure, its profitability and cash flows may continue to be adversely affected.

The Company may need to implement additional cost-control measures, adjust its operating plans or obtain additional financing to support its operations and growth initiatives.

The Company may be unable to achieve its anticipated growth or successfully expand its operations.

The Company’s future growth depends on its ability to expand its construction and manufacturing activities, secure additional customers and contracts, maintain adequate operational resources and manage the increased complexity associated with growth.

The Company may encounter difficulties in managing growth, including obtaining sufficient working capital, recruiting and retaining qualified personnel, maintaining operational controls, managing customer relationships and maintaining adequate infrastructure. Failure to manage growth effectively could adversely affect the Company’s business and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2026, the Company did not sell or issue any equity securities in transactions that were not registered under the Securities Act of 1933, as amended.

The Company’s Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission on June 23, 2026. As of June 30, 2026, the Company had not completed any sales of securities pursuant to the offering registered under the Form S-1 and had not received any proceeds from such offering. Accordingly, there were no proceeds from the offering to report as having been used during the period covered by this Quarterly Report on Form 10-Q.

The Company intends to use any net proceeds from the offering in accordance with the purposes described in the prospectus included in the effective Registration Statement on Form S-1.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, in each case as required to be disclosed pursuant to Item 5.02(c) of Form 10-Q.

During the quarter ended June 30, 2026, there were no other events or information required to be disclosed under this Item that were not otherwise reported by the Company in a report filed or furnished under the Securities Exchange Act of 1934, as amended.

Item 6. Exhibits

The exhibits required by Item 601 of Regulation S-K are incorporated by reference to the Exhibit Index filed with this report.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMACEUTICAL RESOURCE TECHNOLOGY, INC.

Date: August 03, 2026	By:	/s/ Jacksaa Tan
	Name:	Jacksaa Tan
	Title:	Chief Executive Officer and Principal Executive Officer

Date: August 03, 2026	By:	/s/ Hui Eng Ling
	Name:	Hui Eng Ling
	Title:	Chief Financial Officer and Principal Financial Officer

