Form 10-Q/A
period 2026-06-30
Pharmaceutical Resource Technology, Inc.
filed 2026-10-30
CIK 1865759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 333-293366

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

EXPLANATORY NOTE

Pharmaceutical Resource Technology, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, solely to correct the Commission File Number appearing on the cover page of the original filing.

The correct Commission File Number is 333-293366.

Except for the correction described above and the corresponding amendment-related updates, this Form 10-Q/A does not amend, modify, or update any financial statements, disclosures, or other information contained in the original Form 10-Q.

This amendment should be read in conjunction with the Company's original Form 10-Q and its subsequent filings with the Securities and Exchange Commission.

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

PHARMACEUTICAL RESOURCE TECHNOLOGY, INC.

Date: October 29, 2026	By:	/s/ Jacksaa Tan
	Name:	Jacksaa Tan
	Title:	Chief Executive Officer and Principal Executive Officer

Date: October 29, 2026	By:	/s/ Hui Eng Ling
	Name:	Hui Eng Ling
	Title:	Chief Financial Officer and Principal Financial Officer

