Form 10-Q
period 2026-09-30
Pharmaceutical Resource Technology, Inc.
filed 2026-11-04
CIK 1865759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

As of September 30, 2026, there were 2,854,462,696 shares of the registrant’s common stock, par value $0.01, outstanding.

PHARMACEUTICAL RESOURCE TECHNOLOGY, INC.

Condensed Consolidated Balance Sheet (UNAUDITED)

As of September 30, 2026

(With comparative audited financial information as of December 31, 2025)

	Year Ended December 31, 2025	Period Ended September 30, 2026
	US$	US$
ASSETS
CURRENT ASSETS
Cash and Cash Equivalent	2,855,160	5,153,615

Account Receivable (Related Party)	1,001,113	1,003,054
Inventories (Related Party)	586,629	355,214
TOTAL CURRENT ASSETS	4,442,902	6,511,883

Property, plant and equipment	4,001,253	2,979,493
Right of use asset	2,015,304	1,898,009
Intangible assets	19,046,731	18,195,801
TOTAL ASSETS	29,506,190	29,585,186

LIABILITIES
CURRENT LIABILITIES
Accrued Income Tax Payable	-	5,830
Accrued expenses / payable (Related Party)	27,500	88,967
Lease liability – current (Related Party)	125,019	121,330
TOTAL CURRENT LIABILITIES	152,519	216,127
Lease liability – non-current (Related Party)	531,484	413,897
TOTAL LIABILITIES	684,003	630,024

STOCKHOLDERS’ EQUITY
Common stock $0.01 par value, 3,000,000,000 shares, authorized as at September 30, 2026 2,854,462,696 shares issued and outstanding as at September 30, 2026	28,544,627	28,544,627
Additional paid-in capital	290,643	290,643
Retain Earnings (Accumulated Deficit)	(13,083)	119,892
TOTAL STOCKHOLDERS’ EQUITY	28,822,187	28,955,162
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	29,506,190	29,585,186

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PHARMACEUTICAL RESOURCE TECHNOLOGY, INC.

Condensed Consolidated Statement of Operation (UNAUDITED)

As of September 30, 2026

(With comparative financial information as of September 30, 2025)

	9-month Period Ended Sep 30		3-month Period Ended Sep 30
	2025	2026	2025	2026
	US$	US$	US$	US$
Revenue (Related Party)	7,690,413	8,886,692	2,258,241	3,250,977
Cost of revenue (Related Party)	(3,541,103)	(4,750,805)	(1,210,746)	(1,623,815)
Gross profit / loss	4,149,310	4,135,887	1,047,495	1,627,162

Operating Expenses
General and administrative expenses (Related Party)	(3,643,937)	(3,997,082)	(1,422,365)	(1,166,180)
Profit/Loss Before Income Tax	505,373	138,805	(374,870)	460,982
Provision for Income tax expenses	-	(5,830)	-	(5,830)
Net Profit/Loss	505,373	132,975	(374,870)	455,152

Gain / Loss per share:
Basic and Diluted Earnings/(Loss) per Common Share.	0.00	0.00	(0.00)	0.00

Basic and diluted weighted average number of shares outstanding	2,790,962,196	2,854,462,696	2,790,962,196	2,854,462,696

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PHARMACEUTICAL RESOURCE TECHNOLOGY, INC.

Condensed Consolidated Cash Flow Statement (UNAUDITED)

As of September 30, 2026

(With comparative financial information as of September 30, 2025)

	Period Ended September 30
	2025	2026
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit/loss	505,373	132,975
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	1,149,846	1,026,014
Depreciation of right of use asset	117,296	117,296
Amortization	1,210,929	1,210,929
Changes in operating assets and liabilities
Inventories (Related Party)	(649,310)	231,415
Accrued expenses (Related Party)	56,508	61,467
Accrued Income Tax payable	-	5,830
Account Receivable	(73,181)	(1,887)
Lease liability	(126,273)	(121,330)
Net generated from operating activities	2,191,188	2,662,709

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment (Related Party)	(600)	(4,254)
Additions to right of use asset	-	-
Purchase of intangible assets	-	(360,000)
Net cash used in investing activities	(600)	(364,254)

CASH FLOWS FROM FINANCING ACTIVITY
Proceeds from the issuance of common stock / Loan	1,025,998	-
Net cash generated from financing activity	1,025,998	-

CASH FLOWS FROM REPAYMENT ACTIVITY
Repayment of debt owed to Directors (Related Party)	(2,800,000)	-
Net cash used in repayment activity	(2,800,000)	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	416,586	2,298,455
Cash and cash equivalents, beginning of period	2,339,189	2,855,160
Cash and cash equivalents, end of period	2,755,775	5,153,615

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PHARMACEUTICAL RESOURCE TECHNOLOGY, INC.

Condensed Stockholders’ Equity (UNAUDITED)

Par Value $0.01 Per Share

As of September 30, 2026

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED PROFIT/	TOTAL
	Number of Shares	Amount $	CAPITAL $	DEFICIT $	EQUITY $
Balance at January 01, 2025	2,690,910,200	26,909,102	264,920	(277,903)	26,896,119
Issuance of common stock For Period ended September 30, 2025	100,051,996	1,000,520	25,478	-	1,025,998
Net Gain/Loss for Period ended September 30, 2025	-	-	-	505,373	505,373
Balance at September 30, 2025	2,790,962,196	27,909,622	290,398	227,470	28,427,490
Balance at January 01, 2026	2,854,462,696	28,544,627	290,643	(13,083)	28,822,187
Issuance of common stock For Period ended September 30, 2026	-	-	-	-	-
Net Gain/Loss for Period ended September 30, 2026	-	-	-	132,975	132,975
Balance at September 30, 2026	2,854,462,696	28,544,627	290,643	119,892	28,955,162

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PHARMACEUTICAL RESOURCE TECHNOLOGY, INC.

Notes to Financial Statements

As of September 30, 2026

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

These interim financial statements for the 3 month and 9 month period ended September 30, 2026 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are unaudited.

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

Risk and Uncertainties

The Company operates in industries that are subject to inherent risks and uncertainties, including market volatility, regulatory changes, economic downturns, and fluctuations in operating costs. In addition, there are risks related to the integration of acquired businesses and reliance on key customers. These uncertainties could materially affect the Company's operating results and financial condition. Management continually monitors these risks and implements mitigating controls where feasible.

Note 2 – Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern in accordance with accounting principles generally accepted in the United States of America.

Management has evaluated the Company's ability to continue as a going concern pursuant to the guidance in ASC 205-40, Presentation of Financial Statements—Going Concern. This evaluation considered the Company's current financial position, operating results, cash flows, and continued operational support from related parties are sufficient to meet the Company's obligations as they become due for at least the next twelve months following the date these financial statements are issued.

As of September 30, 2026, the Company had cash and cash equivalents of approximately $5.1 million, working capital of approximately $6.5 million, and stockholders' equity of approximately $28.9 million. Although the Company reported a net gain of only $132,975 for the nine-month period ended September 30, 2026, management believes that existing cash resources, anticipated cash flows from operations, and continued operational support are sufficient to meet the Company's obligations as they become due for at least the next twelve months.

Accordingly, management has concluded that substantial doubt about the Company's ability to continue as a going concern does not exist as of the date these financial statements are issued.

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

Accounts Receivable

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company extends credit to its customers in the normal course of business and generally does not require collateral. The Company's credit terms are dependent upon the segment, and the customer. The Company assesses the probability of collection from each customer at the outset of the arrangement based on a number of factors, including the customer's payment history and its current creditworthiness. If, in management's judgment collection is not probable, the Company does not record them as cash or revenue until the uncertainty is removed.

Management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. The allowance for doubtful accounts is the Company's best estimate of the amount of credit losses in existing accounts receivable. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of trade receivables. In the analysis, management primarily considers the age of the customer's receivable, and also considers the creditworthiness of the customer, the economic conditions of the customer's industry, general economic conditions and trends, and the business relationship and history with its customers, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company's future allowance for doubtful accounts. If judgments regarding the collectability of receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability.

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

Internal Use Software

The Company capitalizes certain costs incurred in the development or acquisition of internal-use software in accordance with ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software.Capitalized costs include direct labor, payroll-related costs, and other directly attributable expenses incurred during the application development stage. Costs incurred during the preliminary project stage and post-implementation/operating stage, including training and maintenance, are expensed as incurred.

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

	Office equipment	Furniture, fixture and fitting	Computer	Machinery and equipment	Industrial Leasehold	Total
	$	$	$	$	$	$
Cost
At January 1, 2025	16,016	8,202,451	2,885	1,036,498	2,484,487	11,742,337
Additions	-	-	-	600	-	600
Disposal	-	-	-	-	-	-
At September 30, 2025	16,016	8,202,451	2,885	1,037,098	2,484,487	11,742,937

At January 1, 2026	16,070	8,202,451	2,885	1,037,098	2,484,487	11,742,991
Additions	-	4,200	-	54	-	4,254
Disposal	-	-	-	-	-	-
At September 30, 2026	16,070	8,206,651	2,885	1,037,152	2,484,487	11,747,245

Accumulated depreciation
At January 1, 2025	16,016	2,835,241	2,885	869,831	312,788	4,036,761
Depreciation	-	1,024,796	-	125,050	117,296	1,267,142
Disposal / written-off	-	-	-	-	-	-
At September 30, 2025	16,016	3,860,037	2,885	994,881	430,084	5,303,903

At January 1, 2026	16,034	4,201,635	2,885	1,036,698	469,182	5,726,434
Depreciation	14	1,025,845	-	154	117,296	1,143,309
Disposal / written-off	-	-	-	-	-	-
At September 30, 2026	16,048	5,227,480	2,885	1,036,852	586,478	6,869,743
Carrying amount
At September 30, 2025	0	4,342,414	0	42,217	2,054,403	6,439,034
At September 30, 2026	22	2,979,171	0	300	1,898,009	4,877,502

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

	Quality Certifications	Trademark	Industrial design licenses for EU, Hong Kong & Malaysia	Patent license	Total
	$	$	$	$	$
Cost
At January 1, 2025	360,000	500,000	1,580,000	25,000,000	27,440,000
Additions	-	-	-	-	-
Disposal	-	-	-	-	-
At September 30, 2025	360,000	500,000	1,580,000	25,000,000	27,440,000

At January 1, 2026	360,000	500,000	1,580,000	25,000,000	27,440,000
Additions	360,000	-	-	-	360,000
Disposal	(360,000)	-	-	-	(360,000)
At September 30, 2026	360,000	500,000	1,580,000	25,000,000	27,440,000

Accumulated amortization
At January 1, 2025	240,000	200,000	609,530	5,729,167	6,778,697
Amortization	90,000	75,000	108,429	937,500	1,210,929
Disposal / Written-off	-	-	-	-	-
At September 30, 2025	330,000	275,000	717,959	6,666,667	7,989,626

At January 1, 2026	360,000	300,000	754,103	6,979,167	8,393,270
Amortization	90,000	75,000	108,429	937,500	1,210,929
Disposal / Written-off	(360,000)	-	-	-	(360,000)
At September 30, 2026	90,000	375,000	862,532	7,916,667	9,244,199

Carrying amount
At September 30, 2025	30,000	225,000	862,041	18,333,333	19,450,374
At September 30, 2026	270,000	125,000	717,468	17,083,333	18,195,801

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

Our cash and cash equivalents ($5,153,615 as of September 30, 2026) are classified within level 1 of the fair value hierarchy because they are value using quoted market price.

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

In addition to providing services, Superbee is involved in certain financial transactions with the Company as part of the operations.

•	In certain instances, Superbee collects payments from customers on the company’s behalf in connection with the manufacturing and construction activities. These amounts are recognized as revenue of the Company and recorded as receivable until payment is made to the company by Superbee.

•	Superbee may pay or advance operating expenses on the company’s behalf, including costs related to raw materials, manufacturing activities, and construction projects. These amounts are recorded as expenses and payable until reimbursed to Superbee.

•	Settlement of these balances occurs periodically based on operational cash flows and working capital requirements and form part of the company’s capital structure.

During the 9 month period ended September 30, 2026, the company has made significant transactions with Superbee as follows:-

Description of Transaction	Paid/Payable to	Received/Receivable from	Amount ($)
Purchase of Inventories	Superbee	-	2,037,380
Account Receivable	-	Superbee	1,003,054
Trade Payable	Superbee	-	88,967
Lease Liability	Superbee	-	535,227
Revenue	-	Superbee	8,886,692
Cost of Revenue	Superbee	-	4,750,805
General and Administrative Expenses	Superbee	-	3,997,082
Purchase of Property, Plant & Equipment	Superbee	-	364,200
Total			21,663,407

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

Amount reported in the balance sheet as at September 30, 2026 was as follows:

Operating leases:
ROU assets	$1,898,009
Lease liabilities	$535,227

Other information related to leases as at September 30, 2026 was as follows:

Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$0

Weighted average remaining lease term:
Operating leases	4.25 years

Weighted average discount rate:
Operating leases	4%

Operating lease right of use asset -	Factory/Office Leasehold $
At January 1, 2025	312,788
Depreciation	117,296
At September 30, 2025	430,084

At January 1, 2026	469,182
Depreciation	117,296
At September 30, 2026	586,478

Lease liabilities – Thecomponent for lease liability were as follows:-

	Period Ended September 30
	2025	2026

Lease liability – current	126,273	121,330
Lease liability - non-current	551,838	413,897
Total	678,111	535,227

Maturities of lease liabilities under non-cancellable operating leases as at September 30, 2026 are as follows:

September 30, 2025	$678,111
September 30, 2026	$535,227

Accrued Expenses - The amount of accrued expenses consisted of the following:

	Period Ended September 30
	2025	2026
	$	$
Accruals	121,508	88,967

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

The Company does not make any significant judgment in determination of the amount and timing of revenue from contracts with customers. For the 9-month and 3-month period ended September 30, 2026, total revenue recognized was $8,886,692 and $3,250,977 respectively.

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

As at September 30, 2026

Net Gain:	$132,975
Weighted Average Shares Outstanding:	2,854,462,696
Basic and Diluted Earning/Loss Per Share:	$0.00

Deferred Revenue

Deferred Revenue

Deferred revenue represents amounts received from customers for which revenue has not yet been recognized. These amounts are recorded as a liability until the related goods or services have been delivered or the performance obligations are satisfied.

As of September 30, 2026, the Company did not have any recorded deferred revenue, as all performance obligations related to customer payments received during the year were satisfied and revenue was recognized accordingly.

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

	9-month period ended September 30		3-month period ended September 30
	2025 $	2026 $	2025 $	2026 $
Cost of Revenue
Materials	1,343,488	2,268,795	472,267	869,817
Consultation and subcontractor fees	2,197,615	2,482,010	738,479	753,998
Total	3,541,103	4,750,805	1,210,746	1,623,815

Sales and Marketing - Sales and marketing expenses consist of compensation, employee benefits and stock based compensation of sales and marketing activities, as well as commissions, travel, trade show sponsorships and events, conferences, and Internet advertising costs. Fees paid to third parties and merchants for new customer referrals are included in sales and marketing. Costs associated with the Company’s advertising and are expensed as incurred and are included in sales and marketing expenses. Advertising and promotional expenses of $395,040 as at September 30, 2025 and $494,450 for the period ended September 30, 2026 were included in the general and administration expenses.

General and Administrative - General and administrative expenses include compensation, employee benefits, and stock-based compensation for executive management, finance administration and human resources, facility costs (including rent), bad debt costs, professional service fees, and other general overhead costs including depreciation of property and equipment to support the operations.

	9-month period ended September 30		3-month period ended September 30
	2025 $	2026 $	2025 $	2026 $
General and Administrative expenses
Advertising and promotional expenses	395,040	494,450	233,400	112,800
Depreciation of property and equipment	2,478,071	2,354,239	826,057	784,749
Disposal / Written-off of property and equipment	-	-	-	-
General expenses	370,498	484,176	152,677	138,911
Insurance	298	298	0	0
Internet services	1,077	1,233	355	411
Printing and stationery	197	2,039	52	504
Auditors / Secretarial fee	725	42,725	0	3,500
Telephone charges	2,265	2,215	733	738
Transportation	6,667	23,431	5,046	7,388
Travelling Expenses	6,676	8,995	1,822	3,675
Entertainment	1,445	1,309	455	405
Utility expenses	27,109	27,923	8,766	9,678
Project Expenses	332,000	535,600	186,000	97,600
Interest expense	21,869	18,449	7,002	5,821
Legal fee	0	0	0	0
Total	3,643,937	3,997,082	1,422,365	1,166,180

 Note 4 - Common Stocks

There were no common stock issued within the 9 month period ended September 30, 2026

Between January 1, 2025 and September 30, 2025, 100,051,996 common stock were issued as follows:-

-	There were 100,000,000 common stocks issued at Par Value of $0.01/common stock
-	There were 51,996 common stocks issued at $0.50/common stock.

Note 5 – Segment Reporting

The Company operates through three reportable segments:

•	Honey straw manufacturing
•	Pharmaceutical and dietary supplements manufacturing
•	Building and construction services

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

Business Segments	Honey Straw Manufacturing		Pharmaceutical and Dietary Supplement Manufacturing		Building and construction Services
9-month Period Ended September 30	2025	2026	2025	2026	2025	2026
Revenue	$1,447,279	$1,384,050	$1,417,922	$1,398,121	$4,825,212	$6,104,521
Cost and Expenses	$(1,688,704)	$(1,576,255)	$(1,228,137)	$(1,452,129)	$(4,268,199)	$(5,719,503)
Profit / Loss	$(241,425)	$(192,205)	$189,785	$(54,008)	$557,013	$385,018

3-month Period Ended September 30	2025	2026	2025	2026	2025	2026
Revenue	$492,000	$469,200	$458,028	$499,211	$1,308,213	$2,282,566
Cost and Expenses	$(613,797)	$(516,597)	$(451,507)	$(467,884)	$(1,567,807)	$(1,805,514)
Profit / Loss	$(121,797)	$(47,397)	$6,521	$31,327	$(259,594)	$477,052

The significant expense categories are regularly provided to the CODM and included in the measure of segment profit on the Cost of Material and Labor. However, the General and Administrative Expenses, which consist of expenses not distinctively separable are allocated based on estimates shown above.

RECONSOLIDATED SEGMENTED STATEMENT OF OPERATIONS

	9-month Period Ended Sep 30		3-month Period Ended Sep 30
	2025	2026	2025	2026
	US$	US$	US$	US$
Revenue
Honey Straw Manufacturing	1,447,279	1,384,050	492,000	469,200
Pharmaceutical and Dietary Supplements Manufacturing	1,417,922	1,398,121	458,028	499,211
Building and Construction Services	4,825,212	6,104,521	1,308,213	2,282,566
Total Revenue	7,690,413	8,886,692	2,258,241	3,250,977

Cost of Revenue
Honey Straw Manufacturing	(1,002,915)	(953,910)	(346,118)	(334,972)
Pharmaceutical and Dietary Supplements Manufacturing	(556,195)	(822,988)	(189,258)	(284,412)
Building and Construction Services	(1,981,993)	(2,973,907)	(675,370)	(1,004,431)
Total Cost of Revenue	(3,541,103)	(4,750,805)	(1,210,746)	(1,623,815)

Gross profit / loss	4,149,310	4,135,887	1,047,495	1,627,162

Operating Expenses
General and administrative expenses	(3,643,937)	(3,997,082)	(1,422,365)	(1,166,180)
Profit/Loss Before Income Tax	505,373	138,805	(374,870)	460,982

The Company’s total revenue by business activity is as follows:

	Period Ended September 30, 2025	Period Ended September 30, 2026
Honey Straw Manufacturing	19%	15%
Pharmaceutical and Dietary Supplements Manufacturing	18%	16%
Building and Construction Services	63%	69%

Note 6 - Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes.

For the nine months ended September 30, 2026, the Company recognized an estimated income tax provision of US$5,830. The provision is based on management's assessment of the Company's estimated taxable income and available tax attributes.

The Company has a U.S. federal net operating loss carryforward of approximately US$162,315 as of December 31, 2025, subject to applicable limitations under U.S. federal income tax laws.

The Company has not recognized a Singapore income tax provision based on management's assessment of its taxable presence and applicable tax obligations in Singapore.

The estimated income tax provision is subject to revision as additional financial and tax information becomes available. The Company will reassess its income tax positions and related deferred tax balances at subsequent reporting dates.

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

The Company's accounts receivable are derived from customers primarily located within its principal markets. Credit risk is mitigated through ongoing credit evaluations, credit approval processes, and continuous monitoring of customer account balances. The Company does not require collateral and generally does not charge interest on past-due balances. Management believes that its allowance for credit losses is adequate to absorb probable losses, if any.

For the Periods ended September 30, 2025 and 2026, revenues from customers that individually accounted for 10% or more of total consolidated revenues represented a significant portion of the Company's operating results. The loss of, or a material reduction in business from, any such customer could have an adverse effect on the Company's financial condition and results of operations. Management monitors customer concentration risk on an ongoing basis and seeks to diversify its customer base where practicable.

Note 8 - Subsequent Events

The Company evaluated subsequent events in accordance with ASC 855, Subsequent Events, through the date the consolidated financial statements were available to be issued. Management considered all events or transactions that occurred after September 30, 2026, that would require recognition or disclosure in the consolidated financial statements.

Note 9 - Shareholder Equity

Pharmaceutical Resource Technology, Inc.is authorized to issue 3,000,000,000 shares of common stock with a par value of $0.01 per share. As of September 30, 2026, the Company had 2,854,462,696 shares of common stock issued and outstanding.

Common stock is recorded at par value, with amounts received in excess of par value recorded as additional paid -in capital. The Company has not issued any preferred stock as of September 30, 2026.

Accumulated deficit represents the cumulative net losses and profits of the Company since inception. For the nine-month periods ended September 30, 2025 and 2026, the Company reported net income of US$505,373 and US$132,975, respectively, resulting in a reduction of accumulated deficit or an increase in accumulated earnings, as applicable.

All shares issued during the periods presented were fully paid and non-assessable. The Company did not declare or pay dividends during the periods ended September 30, 2025 and 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Results of Operations

This discussion should be read with the unaudited financial statements and notes. It analyzes supplied reported amounts, subject to the reconciliation and completion matters identified in this draft.

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

During the nine months ended September 30, 2026, Building and Construction Services remained the Company’s largest revenue-generating segment, generating revenue of $6,104,521, or approximately 69% of total revenue. Honey Straw Manufacturing generated revenue of $1,384,050, or approximately 15% of total revenue, while Pharmaceutical and Dietary Supplement Manufacturing generated revenue of $1,398,121, or approximately 16.0% of total revenue.

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

Results of Operations

Three Months Ended September 30, 2026 Compared With Three Months Ended September 30, 2025

Revenue. For the three months ended September 30, 2026, the Company generated revenue of $3,250,977, compared with $2,258,241 for the three months ended September 30, 2025, representing an increase of $992,736, or approximately 44.0%. The increase in quarterly revenue was primarily attributable to higher revenue from Building and Construction Services, which remained the Company's largest revenue-generating segment. Building and Construction Services generated revenue of $2,282,566 during the three months ended September 30, 2026, compared with $1,308,213 during the corresponding period in 2025, representing an increase of $974,353. Pharmaceutical and Dietary Supplement Manufacturing revenue increased from $458,028 to $499,211, while Honey Straw Manufacturing revenue decreased from $492,000 to $469,200. The Company's quarterly revenue continues to be affected by fluctuations in the timing and execution of construction projects, manufacturing activities and customer orders across its three principal business segments.

Cost of Revenue and Gross Profit. Cost of revenue increased to $1,623,815 for the three months ended September 30, 2026, compared with $1,210,746 for the three months ended September 30, 2025, representing an increase of $413,069, or approximately 34.1%. The increase in cost of revenue was primarily attributable to higher material costs and consultation and subcontractor expenses associated with the Company's operating activities. Gross profit increased to $1,627,162 for the three months ended September 30, 2026, compared with $1,047,495 for the corresponding period in 2025, representing an increase of $579,667, or approximately 55.3%. Gross margin increased from approximately 46.4% for the three months ended September 30, 2025 to approximately 50.1% for the three months ended September 30, 2026. The improvement in gross margin reflects revenue growth exceeding the corresponding increase in cost of revenue during the quarter. The Company's cost of revenue continues to be affected by the composition of its construction and manufacturing activities and the direct costs associated with materials, labor, consulting and subcontracting services.

General and Administrative Expenses. General and administrative expenses decreased to $1,166,180 for the three months ended September 30, 2026, compared with $1,422,365 for the three months ended September 30, 2025, representing a decrease of $256,185, or approximately 18.0%. The decrease was principally attributable to lower advertising expenses, project-related expenses, and depreciation and amortization expenses, partially offset by changes in other administrative expenditure categories. The reduction in general and administrative expenses contributed positively to the Company's operating results during the quarter. Management continues to monitor administrative expenditures and implement cost-control measures where appropriate while maintaining the resources necessary to support the Company's operating activities.

Income Before Income Taxes. The Company reported income before income taxes of $460,982 for the three months ended September 30, 2026, compared with a loss before income taxes of $374,870 for the three months ended September 30, 2025, representing an improvement of $835,852. The improvement was primarily attributable to the $579,667 increase in gross profit and the $256,185 decrease in general and administrative expenses.

Net Income (Loss). For the three months ended September 30, 2026, the Company reported net income of $455,152, compared with a net loss of $374,870 for the corresponding period in 2025. The improvement in net income was primarily attributable to increased revenue and gross profit from the Company's operating activities, together with lower general and administrative expenses. The Company recorded an income tax provision of $5,830 during the three months ended September 30, 2026. Management remains focused on improving operating profitability, controlling administrative expenditures and maintaining the Company's revenue-generating activities across its principal business segments.

Nine Months Ended September 30, 2026 Compared With Nine Months Ended September 30, 2025

Revenue. For the nine months ended September 30, 2026, the Company generated revenue of $8,886,692, compared with $7,690,413 for the corresponding period in 2025, representing an increase of $1,196,279, or approximately 15.6%. The increase in revenue was primarily attributable to higher revenue from Building and Construction Services, which continued to represent the largest proportion of the Company's consolidated revenue. Building and Construction Services generated revenue of $6,104,521 during the nine months ended September 30, 2026, compared with $4,825,212 for the corresponding period in 2025, representing an increase of $1,279,309. The increase was partially offset by lower revenue from Honey Straw Manufacturing and Pharmaceutical and Dietary Supplement Manufacturing.

Revenue by Segment. For the nine months ended September 30, 2026, Building and Construction Services generated revenue of $6,104,521, representing approximately 68.7% of total revenue. Honey Straw Manufacturing generated revenue of $1,384,050, representing approximately 15.6% of total revenue, while Pharmaceutical and Dietary Supplement Manufacturing generated revenue of $1,398,121, representing approximately 15.7% of total revenue. During the corresponding period in 2025, Building and Construction Services generated revenue of $4,825,212, Honey Straw Manufacturing generated revenue of $1,447,279, and Pharmaceutical and Dietary Supplement Manufacturing generated revenue of $1,417,922. The Company's revenue is subject to fluctuations in the timing and execution of construction projects, the volume and timing of manufacturing orders, customer demand and its ability to secure additional contracts and business opportunities. Accordingly, revenue recognized during any particular interim period may not be indicative of revenue that may be recognized in subsequent periods.

Cost of Revenue and Gross Profit. Cost of revenue increased from $3,541,103 for the nine months ended September 30, 2025 to $4,750,805 for the nine months ended September 30, 2026, representing an increase of $1,209,702, or approximately 34.2%. The increase in cost of revenue was primarily attributable to higher material costs and consultation and subcontractor expenses associated with the Company's construction and manufacturing activities. The increase in cost of revenue exceeded the approximately 15.6% increase in revenue during the period. As a result, gross profit decreased from $4,149,310 for the nine months ended September 30, 2025 to $4,135,887 for the nine months ended September 30, 2026, representing a decrease of $13,423, or approximately 0.3%. Gross margin declined from approximately 54.0% for the nine months ended September 30, 2025 to approximately 46.5% for the nine months ended September 30, 2026.

The decrease in gross margin reflects the increase in cost of revenue relative to revenue during the nine-month period. The Company's cost of revenue is affected by the mix and timing of its construction and manufacturing activities and by direct costs associated with materials, labor, consulting and subcontracting services. Management continues to review project-level profitability, procurement costs, subcontractor and labor expenses, manufacturing costs and other direct operating costs with the objective of improving gross margins and overall operating performance.

General and Administrative Expenses. General and administrative expenses increased from $3,643,937 for the nine months ended September 30, 2025 to $3,997,082 for the nine months ended September 30, 2026, representing an increase of $353,145, or approximately 9.7%. The increase was primarily attributable to higher project-related expenses, general expenses, advertising expenses, and audit and corporate secretarial fees, partially offset by lower depreciation and amortization expenses.

The increase in general and administrative expenses contributed to the decline in the Company's operating profitability during the nine-month period. General and administrative expenses include expenditures incurred to support the Company's business operations and corporate administration, including professional fees, project expenses, advertising, depreciation, amortization and other operating expenses. Management continues to review administrative expenditures and implement cost-control measures where appropriate.

Income Before Income Taxes. The Company reported income before income taxes of $138,805 for the nine months ended September 30, 2026, compared with income before income taxes of $505,373 for the nine months ended September 30, 2025, representing a decrease of $366,568, or approximately 72.5%. The decrease was primarily attributable to the $13,423 reduction in gross profit and the $353,145 increase in general and administrative expenses.

Net Income. For the nine months ended September 30, 2026, the Company reported net income of $132,975, compared with net income of $505,373 for the corresponding period in 2025, representing a decrease of $372,398, or approximately 73.7%. The decrease in net income was primarily attributable to higher cost of revenue and general and administrative expenses, which substantially offset the increase in revenue during the period. The Company recorded an income tax provision of $5,830 during the nine months ended September 30, 2026.

Management remains focused on improving gross margins, managing operating expenses, executing construction and manufacturing activities efficiently, and securing additional business opportunities to support future operating performance.

Factors Affecting Future Operating Results

The Company's future operating results will depend on a number of factors, including the timing and execution of construction projects, the volume and timing of manufacturing orders, customer demand, its ability to secure additional contracts and business opportunities, the cost of materials, labor and subcontracting services, its ability to manage operating expenses, and its ability to maintain adequate working capital and liquidity.

The Company expects that fluctuations in the timing of project completion, revenue recognition and customer orders may cause quarterly and annual operating results to vary from period to period. The Company will continue to monitor project-level profitability, manufacturing costs, procurement expenses and administrative expenditures and evaluate opportunities to improve operating margins and overall financial performance.

The Company is also evaluating financing opportunities to support manufacturing expansion, working capital requirements, capital expenditures and future business development. The availability, timing and terms of any additional financing may affect the Company's ability to implement its expansion plans. There can be no assurance that additional financing will be available on commercially acceptable terms or at all.

Liquidity and Capital Resources

At September 30, 2026, the Company had cash and cash equivalents of $5,153,615, compared with $2,855,160 at December 31, 2025, representing an increase of $2,298,455, or approximately 80.5%. The increase in cash and cash equivalents during the nine months ended September 30, 2026 was primarily attributable to cash generated from operating activities, partially offset by expenditures for property and equipment and intangible assets.

The Company generated net cash of $2,662,709 from operating activities during the nine months ended September 30, 2026, compared with $2,191,188 during the corresponding period in 2025, representing an increase of $471,521, or approximately 21.5%. The increase in operating cash flow primarily reflects non-cash depreciation and amortization expenses and changes in working capital balances and other operating adjustments. The Company reported net income of $132,975 for the nine months ended September 30, 2026, compared with net income of $505,373 for the corresponding period in 2025.

During the nine months ended September 30, 2026, the Company used $364,254 in investing activities, primarily comprising $360,000 for intangible assets and $4,254 for property and equipment. The Company had no cash flows from financing activities during the nine months ended September 30, 2026. As a result, cash and cash equivalents increased from $2,855,160 at December 31, 2025 to $5,153,615 at September 30, 2026.

At September 30, 2026, the Company had total current assets of $6,511,883 and total current liabilities of $216,127, resulting in positive working capital of $6,295,756. The Company's current assets consisted primarily of cash and cash equivalents, accounts receivable and inventories. Current liabilities consisted primarily of accrued expenses, income tax payable and current lease liabilities. The Company also had non-current lease liabilities arising from its operating lease arrangements.

The Company finances its operations primarily through cash generated from operating activities and, when necessary, through access to capital markets and financing arrangements. The Company's Registration Statement on Form S-1 became effective on June 23, 2026. Subject to applicable securities laws, market conditions, investor demand and other factors, the Company may seek to raise additional capital pursuant to its effective registration statement to support working capital, business expansion, capital expenditures and general corporate purposes.

The Company's ability to access additional capital cannot be assured. The amount and timing of any future financing will depend on the Company's operating performance, financial condition, market conditions, the development of a trading market for the Company's common stock, investor demand and other factors. Any future financing may involve the issuance of additional equity securities, debt financing or other financing arrangements, which could result in dilution to existing stockholders or impose additional financial obligations on the Company.

Management believes that the Company's existing cash resources, cash expected to be generated from operating activities and potential access to additional capital provide the Company with resources to support its current operations and anticipated near-term obligations. However, the Company's future liquidity will depend on its ability to maintain and grow revenue, collect accounts receivable, manage operating and project costs, execute its construction and manufacturing activities successfully, and maintain adequate working capital.

The Company expects that its principal future liquidity requirements will include funding ongoing operations, meeting obligations arising in the ordinary course of business, supporting construction and manufacturing activities, funding potential business expansion and satisfying other general corporate requirements. The Company may also require additional capital to fund manufacturing capacity expansion, working capital requirements, capital expenditures, regional business development and other strategic initiatives.

Although management believes that the Company's current resources and anticipated operating cash flows are sufficient to support its current operations and near-term obligations, there can be no assurance that the Company will generate sufficient cash flows from operations or successfully obtain additional financing if required. The Company's ability to meet its future liquidity requirements may be adversely affected by lower-than-expected revenue, delays in construction projects, changes in customer demand, increases in material or labor costs, unfavorable operating results, delays in customer collections or an inability to access the capital markets on acceptable terms.

Management will continue to monitor the Company's liquidity position, operating cash flows, capital requirements and access to financing sources and will adjust its operating and investment plans as necessary based on available financial resources and prevailing market conditions.

Critical Accounting Estimates

The preparation of the Company's condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities.

The Company's significant accounting policies and estimates include revenue recognition, valuation of accounts receivable, inventories, depreciation of property and equipment, amortization and impairment of intangible assets, lease accounting and income taxes. These estimates and assumptions are based on historical experience and other factors considered reasonable under the circumstances. Actual results could differ from those estimates.

Management continues to evaluate its accounting estimates and assumptions as part of the preparation of the Company's financial statements. Changes in economic conditions, customer demand, operating activities and other factors may affect these estimates and the Company's future financial results.

Factors Affecting Future Liquidity and Operating Performance

The Company's future liquidity and operating performance will depend on its ability to maintain sufficient cash flows from operations, manage working capital requirements, control operating expenses and secure additional financing when necessary.

The Company's construction activities may require working capital to fund materials, labor, subcontracting services and other project-related expenditures before receiving payment from customers. Similarly, the Company's manufacturing activities require expenditures for raw materials, production costs, equipment maintenance and other operating requirements.

The Company continues to evaluate opportunities to expand its manufacturing operations and business activities. Such expansion may require additional capital expenditures and working capital beyond the Company's current operating requirements.

The timing and availability of additional financing, together with the Company's operating performance and prevailing market conditions, may affect the Company's ability to implement its business development and expansion plans.

Management will continue to evaluate financing alternatives and implement appropriate financial and operational measures to support the Company's long-term business objectives.

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

The Company's exposure to interest rate risk is primarily related to changes in interest rates that may affect the cost of any future borrowings or financing arrangements. As of September 30, 2026, the Company had no material outstanding interest-bearing debt requiring disclosure of significant interest rate sensitivity. The Company conducts its operations primarily in Singapore and may be exposed to fluctuations in foreign currency exchange rates arising from transactions denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates could affect the Company's reported financial results and the U.S. dollar value of assets and liabilities denominated in foreign currencies. The Company does not currently use derivative instruments to hedge its foreign currency exposure.

The Company is also exposed to fluctuations in the cost of materials, labor, subcontracting services and other direct costs associated with its construction and manufacturing activities. Increases in these costs could adversely affect the Company's gross margins and operating results, particularly where the Company is unable to pass such increases on to customers through contract pricing or other commercial arrangements. The Company continuously evaluates its exposure to market risks and may implement appropriate risk-management measures as its operations and financing activities develop.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2026, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Such controls and procedures are also designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon the evaluation described above, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, the Company's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management continues to monitor and evaluate the Company's internal control over financial reporting and disclosure controls and procedures as the Company develops its operations and reporting processes. The Company may implement changes to its internal controls and procedures from time to time as necessary to address changes in its business, financial reporting requirements and regulatory obligations.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not currently a party to any material legal proceedings, except as disclosed in the Company’s filings with the Securities and Exchange Commission. From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business.

Item 1A. Risk Factors

The following risk factors should be considered together with the risk factors previously disclosed in the Company's Registration Statement on Form S-1, as amended, declared effective by the Securities and Exchange Commission on June 23, 2026, and in the Company's subsequent filings with the Securities and Exchange Commission.

Investors should carefully consider the risks and uncertainties described below, together with the other information contained in this Quarterly Report on Form 10-Q, including the Company's financial statements and related notes. The risks and uncertainties described herein are not the only risks facing the Company. Additional risks and uncertainties that are not currently known to the Company, or that management currently considers immaterial, may also adversely affect the Company's business, financial condition, results of operations or prospects.

The Company may not be able to raise additional capital under its effective Registration Statement on Form S-1, and its ability to access the capital markets is subject to significant uncertainties.

The Company's Registration Statement on Form S-1 became effective on June 23, 2026. Although the effectiveness of the registration statement permits the Company to offer and sell securities pursuant to the registration statement, it does not guarantee that the Company will successfully complete any offering or raise the amount of capital that it may seek. The Company's ability to raise additional capital will depend on market conditions, investor demand, the development of a trading market for the Company's common stock, the Company's financial performance, the availability of financing sources and other factors beyond the Company's control.

If the Company is unable to raise additional capital when needed, it may be required to reduce or delay planned expenditures, limit the expansion of its operations, modify its business plans or seek alternative financing arrangements. Any future issuance of equity securities may also dilute the ownership interests of existing stockholders.

The Company's future liquidity depends on its ability to generate sufficient cash flows and obtain additional financing when necessary.

Although the Company had cash and cash equivalents of approximately $5.15 million as of September 30, 2026 and generated positive cash flow from operating activities of approximately $2.66 million during the nine months ended September 30, 2026, the Company reported net income of approximately $132,975 for the period, compared with net income of $505,373 for the corresponding period in 2025. The Company's future liquidity will depend on its ability to maintain and grow revenue, collect accounts receivable, control operating costs, execute its construction and manufacturing activities successfully and generate sufficient cash flows from operations.

The Company may require additional capital to support working capital requirements, manufacturing expansion, business development, capital expenditures and other corporate purposes. There can be no assurance that the Company will generate sufficient cash flows from operations or obtain additional financing on acceptable terms, or at all.

The Company's operating results may fluctuate significantly from period to period.

The Company's revenue and operating results may vary from quarter to quarter depending on the timing and execution of construction projects, the timing and volume of manufacturing orders, customer demand, contract awards, project completion and revenue recognition. As a result, the Company's financial results for any particular quarterly or interim period may not be indicative of future operating results.

For the nine months ended September 30, 2026, the Company generated revenue of approximately $8.89 million, compared with approximately $7.69 million for the corresponding period in 2025, while net income decreased from $505,373 to $132,975. These results demonstrate that increases in revenue may not necessarily result in corresponding increases in profitability due to changes in operating costs, project expenses and other factors affecting the Company's business activities.

Increases in construction, manufacturing, labor, material and subcontracting costs could adversely affect the Company's gross margins and profitability.

The Company's construction and manufacturing activities are subject to fluctuations in the cost of materials, labor, subcontracting services, transportation and other direct operating inputs. During the nine months ended September 30, 2026, the Company's cost of revenue increased by approximately 34.2%, while revenue increased by approximately 15.6%, resulting in a decline in gross margin from approximately 54.0% for the corresponding period in 2025 to approximately 46.5% in 2026.

If the Company is unable to control these costs or pass increased costs on to customers through pricing adjustments or contractual provisions, its gross margins, profitability and cash flows could be adversely affected.

The Company depends on its ability to successfully execute construction projects and obtain additional construction contracts.

Building and Construction Services represented the Company's largest revenue segment during the nine months ended September 30, 2026, generating approximately $6.10 million, or 68.7% of consolidated revenue. The Company's construction activities are subject to risks including project delays, cost overruns, labor availability, material shortages, subcontractor performance, regulatory requirements, weather conditions and other factors that may affect project execution.

Delays in completing projects or obtaining new contracts could adversely affect the Company's revenue, cash flows and financial condition. In addition, cost overruns or unfavorable changes in project economics could reduce or eliminate expected project margins.

The Company's manufacturing businesses are dependent on customer demand and the Company's ability to maintain and expand its customer relationships.

The Company's Honey Straw Manufacturing and Pharmaceutical and Dietary Supplement Manufacturing segments depend on customer demand, manufacturing orders and the Company's ability to maintain existing customer relationships and secure new business. During the nine months ended September 30, 2026, Honey Straw Manufacturing generated revenue of approximately $1.38 million, while Pharmaceutical and Dietary Supplement Manufacturing generated revenue of approximately $1.40 million.

A decline in customer demand, loss of significant customers, failure to obtain new orders, increased competition or changes in market conditions could adversely affect the Company's revenue and operating results. The Company's ability to expand its manufacturing operations may also depend on the availability of additional financing, production capacity, equipment and other operational resources.

The Company relies on certain related-party arrangements in conducting its business.

The Company conducts certain operating activities through arrangements with related and affiliated entities, including Superbee Network Singapore Pte. Ltd., which provides operational, manufacturing, procurement, construction and administrative support.

The Company's reliance on related-party arrangements may create risks relating to the Company's ability to maintain access to necessary resources and services, the terms of such arrangements, potential conflicts of interest and the Company's ability to operate independently of such related parties. Any disruption or termination of these arrangements could adversely affect the Company's operations, financial condition and results of operations.

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

The Company's ability to maintain timely and accurate financial reporting and comply with applicable SEC reporting requirements will depend on its personnel, systems, procedures and internal controls. Any failure to maintain effective disclosure controls and procedures or internal control over financial reporting could result in delays in filing required reports, restatements of financial statements, regulatory scrutiny or other adverse consequences.

The Company's common stock may have limited liquidity and may experience significant price volatility.

There can be no assurance that an active trading market for the Company's common stock will develop or be sustained. The Company is seeking to establish a public trading market for its common stock, but the development and liquidity of any trading market may depend on factors outside the Company's control.

If an active market does not develop or is not maintained, stockholders may have difficulty selling their shares at or near the price at which they were acquired, or at all. In addition, the market price of the Company's common stock may be subject to significant volatility as a result of the Company's financial performance, the availability of shares for trading, investor sentiment, general market conditions and other factors.

The Company's ability to execute its growth strategy depends on its ability to manage its operating expenses and improve profitability.

For the nine months ended September 30, 2026, the Company's general and administrative expenses increased by approximately 9.7% compared with the corresponding period in 2025, while gross profit declined by approximately 0.3%. Although the Company reported an increase in consolidated revenue of approximately 15.6%, net income decreased by approximately 73.7% during the same period.

If the Company is unable to improve gross margins, manage operating expenses and increase revenue sufficiently to support its cost structure, its profitability and cash flows could be adversely affected.

The Company may need to implement additional cost-control measures, adjust its operating plans or obtain additional financing to support its operations and growth initiatives.

The Company may be unable to achieve its anticipated growth or successfully expand its operations.

The Company's future growth depends on its ability to expand its construction and manufacturing activities, secure additional customers and contracts, maintain adequate operational resources and manage the increased complexity associated with growth.

The Company is evaluating opportunities to expand its manufacturing capacity, increase production capabilities and develop additional business opportunities in regional markets. Such expansion activities may require significant capital expenditures, additional working capital, operational resources and financing arrangements.

The Company may encounter difficulties in managing growth, including obtaining sufficient working capital, recruiting and retaining qualified personnel, maintaining operational controls, managing customer relationships and maintaining adequate infrastructure. Failure to manage growth effectively could adversely affect the Company's business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2026, the Company did not sell or issue any equity securities in transactions that were not registered under the Securities Act of 1933, as amended.

The Company's Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission on June 23, 2026. As of September 30, 2026, the Company had not completed any sales of securities pursuant to the offering registered under the Form S-1 and had not received any proceeds from such offering. Accordingly, there were no proceeds from the offering to report as having been used during the period covered by this Quarterly Report on Form 10-Q.

The Company intends to use any net proceeds from the offering in accordance with the purposes described in the prospectus included in the effective Registration Statement on Form S-1.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

During the three months ended September 30, 2026, there were no other events or information required to be disclosed under this Item that were not otherwise reported by the Company in a report filed or furnished under the Securities Exchange Act of 1934, as amended.

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

PHARMACEUTICAL RESOURCE TECHNOLOGY, INC.

Date: November 03, 2026	By:	/s/ Jacksaa Tan
	Name:	Jacksaa Tan
	Title:	Chief Executive Officer and Principal Executive Officer

Date: November 03, 2026	By:	/s/ Hui Eng Ling
	Name:	Hui Eng Ling
	Title:	Chief Financial Officer and Principal Financial Officer

